Form 10-K
GE COMMERCIAL MORT CORP COM MORT PS THR CERTS SER 2003-C1
filed 2004-03-26
CIK 1225490

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number: 333-102644-01


        GE Commercial Mortgage Corporation
        Commercial Mortgage Pass-Through Certificates
        Series 2003-C1

     (Exact name of registrant as specified in its charter)


                                                    54-2105560
       New York                                     54-6540608
                                                    54-2105559
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, Maryland                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Not applicable.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                           11
             Class A-1A                           3
             Class A-2                           18
             Class A-3                           13
             Class A-4                           15
             Class B                              6
             Class C                              5
             Class D                              5
             Class E                              5
             Class F                              4
             Class G                              7
             Class H                              7
             Class J                              3
             Class K                              3
             Class L                              4
             Class LR                             1
             Class M                              3
             Class N                              3
             Class O                              3
             Class P                              3
             Class R                              1
             Class S                              1
             Class X-1                            7
             Class X-2                           10

             Total:                             141


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Bank of America, N.A., as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>
       c) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Bank of America, N.A., as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>
       c) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Bank of America, N.A., as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>
       c) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       d) Bank of America, N.A., as Wellbridge Loan Master Servicer under
          Banc of America Commercial Mortgage Inc., Commercial Mortgage
          Pass-Through Certificates, Series 2003-1 <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 24, 2003, November 21, 2003, and December 18, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.





                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     GE Commercial Mortgage Corporation
     Commercial Mortgage Pass-Through Certificates
     Series 2003-C1
     (Registrant)



  Signed: GE Capital Commercial Mortgage Corporation by Wells Fargo Bank,
          N.A., as attorney in fact.


  By:    Beth Belfield, Assistant Vice President

  By: /s/ Beth Belfield

  Dated: March 30, 2004





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


  Exhibit Index

  Exhibit No.


  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification


                  GE Commercial Mortgage Corporation
                  Trust, Series 2003-C1 (the "Trust")

  I, Daniel J. Smith, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer and the special servicer under the pooling and servicing agreement is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the the pooling and servicing agreement, and except as disclosed in the reports, the servicer and special servicer have fulfilled their obligations under the pooling and servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's or special servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Bank of America, N.A., as servicer, Lennar Partners, Inc., as special servicer with respect to the Mortgage Loans other than the Renaissance Loan Pair, GMAC Commercial Mortgage Corporation, as special servicer with respect to the Renaissance Loan Pair, Bank of America, N.A. as servicer for the Wellbridge loan and Wells Fargo Bank Minnesota, N.A., as trustee.

     Date: March 30, 2004

     /s/ Daniel J. Smith
     Signature

     President and Chief Executive Officer and
     Chairman of the Board,
     GE Commercial Mortgage Corporation
     Title


  Ex-99.1 (a)

  (logo)
PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
214 N. Tryon Street
Ste 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100



Report of Independent Accountants


To the Board of Directors and Shareholders of Bank of America N.A. Capital Markets Servicing Group:


We have examined management's assertion, about Bank of America N.A.'s Capital Markets Servicing Group (CMSG), as primary servicer, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003, included in the accompanying management assertion (see Exhibit I), except for the minimum servicing standards V.4 and VI.I, which are not applicable to such servicing. Management is responsible for CMSG's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about CMSG's compliance, as primary servicer, except for the minimum servicing standards V.4 and VI.I, which are not applicable to such servicing, based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CMSG's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Minimum servicing standards V.4 and VI.I do not apply to such servicing. Consequently, we did not perform procedures regarding the minimum servicing standards V.4 and VI.I. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CMSG's compliance with the minimum servicing standards.

In our opinion, management's assertion that CMSG, as primary servicer, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects.


/s/ Pricewaterhouse Coopers LLP
March 8, 2004



  Ex-99.1 (b)

ERNST & YOUNG (Logo)

Ernst & Young LLP
Suite 3900
200 South Biscayne Boulevard
Miami, Florida 33131-5313

Phone: (305) 358-4111
www.ey.com

Report of Independent Certified Public Accountants

To Lennar Partners, Inc.

We have examined management's assertion, included herein, that Lennar
Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended
December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.


In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 27, 2004
0402-0515825
A member practice of Ernst & Young Global



  Ex-99.1 (c)

PRICEWATERHOUSECOOPERS (Logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Mortgage
Corporation:

We have examined management's assertion, dated February 23, 2004, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum servicing policy ("Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of and for the year ended December 31, 2003 included in the accompanying management assertion
(see Exhibit I). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

February 23, 2004



   Ex-99.2 (a)

Exhibit I

Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 2, 2004

As of and for the year ended December 31,2003, the Mortgage division of Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $340,000,000 and $270,000,000, respectively.


/s/ Ashish Kamit
Ashish Kamit
Senior Vice President and Managing Director
Bank of America, N .A.


/s/ J Mark Hanson
J Mark Hanson
Senior Vice President
Bank of America, N .A.


/S/ H Randell Chestnut
Senior Vice President
Bank of America, N.A.


Gary K Bettin
Senior Vice President and National Servicing Executive Bank of America, N .A.

/s/ Kevin M Shannon
Kevin M. Shannon
President
Consumer Real Estate



Bank of America, N.A.
 USA
[Olympic rings]
   2000-2004
US Olympic Teams

  Ex-99.2 (b)

 (Logo) LENNAR PARTNERS
An LNR Company

March 1, 2004

Wells Fargo Bank Minnesota, NA
9062 Old Annapolis Road
Columbia, MD 21045
Attention : Corporate Trust Services (CMBS), GECCMC 2003-C1

Re: Annual Independent Public Accountant's Servicing Report
    Pooling and Servicing Agreement
    GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates 2003-Cl

To Whom it may concern:

As of and for the year ended December 31, 2003, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,
LENNAR PARTNERS, INC.

/s/ Susan K. Chapman
Susan K. Chapman
Vice President

cc: Bank of America, NA
    Capital Markets Servicing Group
    333 South Beaudry, CAO-703-26-l0, 26th Floor
    Los Angeles, CA 90017
    Servicing Manager

1601 Washington Avenue . Suite 700 . Miami Beach, Florida 33139
Telephone: (305) 695-5600 . Fax: (305) 695-5601

GECCMC 2003-C1
March 1, 2004
Page 2

GE Commercial Mortgage Corporation
c/o General Electric Capital Corporation
125 Park Avenue, 10th Floor
New York, NY 10017
Capital Markets/ Daniel Vinson


  Ex-99.2 (c)

GMAC Commercial Mortgage
200 Witmer Road
Horsham, PA 19044
Tel. 215-328-4622
Fax  215-328-1316

Exhibit I

Management's Assertion Concerning Compliance with Company Servicing Policy

February 23, 2004

As of and for the year ended December 31, 2003, GMAC Commercial Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Company's Servicing Policy (attached in Exhibit II), which were derived by management from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except that with respect to the requirements to maintain borrower funds in appropriate custodia1 accounts in trust for investors in accordance with applicable servicing agreement requirements, the Company did not in 2003 timely transfer reserve account ba1ances for 550 Company originated loans. Such reserve account ba1ances, which tota1ed $85 million at September 30, 2003, were recorded and reconciled at a loan-level. In the fourth quarter of 2003, the reserve funds were transferred to appropriate custodial bank accounts and existing mitigating and detective controls were enhanced so that, consistent with Company policy, upon loan sale all escrow funds, including reserve funds, are timely transferred to appropriate custodial bank accounts as required in applicable servicing agreements.


As of December 31, 2003, the Company was covered by various General Motors Corporation insurance policies providing for $125 million of fidelity bond insurance and $l0O million of errors and omissions insurance.

/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President Global Servicing

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION MINIMUM SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

.. be mathematically accurate;

.. be prepared within forty-five (45) calendar days after the cutoff date;

.. be reviewed and approved by someone other than the person who prepared the reconciliation; and

.. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of identification.

2. Funds of the servicing entity shall be advanced as specified in the servicing agreement in cases where there is an overdraft in an investor's or a mortgagor's account and an advance is specified in the Investor's Servicing Agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments which are properly identified with the Company's account number and which agree to the total amount of the scheduled payment due shall be deposited into the clearing bank accounts and related custodial bank accounts within two business days of receipt. Any mortgage payments which do not meet these parameters will be researched and deposited into the appropriate bank accounts within five business days of receipt.

Exhibit II

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments for those loans that are escrowed shall be made on or before the penalty or insurance policy expirations date, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates, and the mortgagor has agreed with the amounts due.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.

Exhibit II

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loans shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts, if required by the mortgage documents, shall be paid, or credited, to mortgagors in accordance with the borrower agreements.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary.

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.



  Ex-99.3 (a)

  (Logo) Bank of America

Bank of America N.A.
555 South Flower Street
CA9-706-08-42
Los Angeles, CA 90071
www.bankamerica.com

ANNUAL STATEMENT AS TO COMPLIANCE OFFICER'S CERTIFICATE

Re: GE Capital Commercial Mortgage Corporation Trust
    Commercial Mortgage Pass-Through Certificates
    Series 2003-C1

In connection with the above-referenced transaction the undersigned officer, on behalf of Bank of America, N.A., hereby certifies that (i) a review of the activities, for the period ending December 31, 2003 and of its performance under the Pooling and Servicing Agreement dated as of April 1, 2003 has been made under my supervision, (ii) to the best of my knowledge, based on such review, Bank of America has fulfilled all of its obligations under the agreements in all material respects throughout the aforementioned period; and (iii) Bank of America has received no notice regarding qualification, or challenging the status, of any portion of the Trust fund as a REMIC for the Internal Revenue Service or any other governmental agency or body.

Bank of America, N.A.

/s/ Norma Catone
Norma Catone
Vice President and Manager

(Logo)USA
2000-2001
US Olympic Teams


  Ex-99.3 (b)

CERTIFICATE OF OFFICER OF LENNAR PARTNERS, INC

Pooling and Servicing Agreement dated as of April 1, 2003 (the "Agreement"), by and among GE Commercial Mortgage Corporation, as Depositor, Bank of America, N.A., as Servicer, GMAC Commercial Mortgage Corporation, as Special Servicer with respect to the Renaissance Loan Pair, Wells Fargo Bank Minnesota, N.A., as Trustee, and Lennar Partners, Inc., as Special Servicer with respect to all of the Loans other than the Renaissance Loan Pair (GECCMC 2003-Cl)

The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, hereby certifies on behalf of the Company that (i) a review of the activities of the Company during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision
(ii) to the best of such officer's knowledge, based on such review, the Special Servicer has maintained an effective internal control system relating to its servicing of the Loans serviced by it and has fulfilled in all material respects its obligations under this Agreement throughout such year, or, and that there has been no material default in the fulfillment of any such obligation, (iii) the Special Servicer has received no notice regarding qualification, or challenging the status of the Lower-Tier REMIC or the Upper-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body or, if it has received any such notice, specifying the details thereof.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2004.

/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.

OC GECCMC 2003-C1


  Ex-99.3 (c)

(Logo) GMAC
Commercial Mortgage
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax  415-391-2949

GE Commercial Mortgage Corporation Series GECC 2003 Cl Annual Statement as to Compliance For Period of April 15, 2003 through December 31, 2003

Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:

(i) A review of the activities of GMAC Commercial Mortgage as Special Servicer during April 15, 2003 through December 31, 2003, and of its performance under this Agreement, has been made under my supervision.

(ii) To the best of my knowledge, based on such review, GMAC Commercial Mortgage has fulfilled all of its obligations under this agreement throughout such year.

(iii) To the best of my knowledge GMAC Commercial Mortgage as Special Servicer, has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by it and has fulfilled in all material respects its obligations under this Agreement throughout such period.

(iv) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of either REMIC I or the REMIC II as a REMIC from the Internal Revenue Service or any other governmental agency or body.

By: /s/ Michele Heisler
Date: 03/16/04
Michele Heisler
Vice President, GMAC Commercial Mortgage Corporation


  Ex-99.3 (d)

Bank of America   (logo)

Bank of America N.A.
555 South Flower Street
CA9-706-06-42
Los Angeles, CA 90071
www.bankofamerica.com

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE

Re: Banc of America Commercial Mortgage Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2003-1

In connection with the above-referenced transaction the undersigned officer, on behalf of Bank of America, N.A., hereby certifies that (i) a review of the activities, for the period ending December 31, 2003 and of its performance under the Sub-Servicing Agreement and the Pooling and Servicing Agreement dated as of April 1, 2003 have been made under my supervision, (ii) to the best of my knowledge, based on such review, Bank of America has fulfilled all of its obligations under the agreements in all material respects throughout the aforementioned period; and (iii) Bank of America has received no notice regarding qualification, or challenging the status, of any portion of the Trust fund as a REMIC for the Internal Revenue Service or any other governmental agency or body.

Bank of America, N.A.

/s/ Anita Roglich
Anita Roglich
Senior Vice President

/s/ Norma Catone
Norma Catone
Vice President


USA
(logo)
2000-2004
US Olympic Team



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            2,273,655.08          7,739,244.02                 0.00             105,957,755.98
   A-1A                           1,641,612.43          6,678,949.82                 0.00             216,014,387.57
   A-2                            2,948,297.04                  0.00                 0.00             108,049,000.00
   A-3                            4,553,678.64                  0.00                 0.00             156,269,000.00
   A-4                           11,800,863.60                  0.00                 0.00             367,323,000.00
   B                              1,368,447.12                  0.00                 0.00              41,611,000.00
   C                                542,175.52                  0.00                 0.00              16,347,000.00
   D                                846,175.60                  0.00                 0.00              25,264,000.00
   E                                553,945.36                  0.00                 0.00              16,347,000.00
   F                                384,633.60                  0.00                 0.00              10,403,000.00
   G                                607,890.40                  0.00                 0.00              16,347,000.00
   H                                637,626.70                  0.00                 0.00              16,347,000.00
   J                                853,923.20                  0.00                 0.00              25,264,000.00
   K                                301,360.80                  0.00                 0.00               8,916,000.00
   L                                251,167.84                  0.00                 0.00               7,431,000.00
   M                                100,453.60                  0.00                 0.00               2,972,000.00
   N                                351,621.44                  0.00                 0.00              10,403,000.00
   O                                200,907.20                  0.00                 0.00               5,944,000.00
   P                                752,637.57                  0.00                 0.00              22,292,057.00
   LR                                     0.00                  0.00                 0.00                       0.00
   R                                      0.00                  0.00                 0.00                       0.00
   S                                      0.00                  0.00                 0.00                       0.00
   X-1                            1,530,840.59                  0.00                 0.00                       0.00
   X-2                            8,674,194.05                  0.00                 0.00                       0.00